Form 10-Q
period 2014-06-30
Athlon Holdings LP; Athlon Finance Corp.
filed 2014-08-21
CIK 1574672, 1574652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Numbers:

Athlon Holdings LP 333-195506

Athlon Finance Corp. 333-195506-02

ATHLON HOLDINGS LP

ATHLON FINANCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-2817212
Delaware	46-2465554
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 Throckmorton Street, Suite 1200, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 984-8200

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Athlon Holdings LP	Yes ☐ No ☒
Athlon Finance Corp.	Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Athlon Holdings LP	Yes ☒ No ☐
Athlon Finance Corp.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Athlon Holdings LP	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Athlon Finance Corp.	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Athlon Holdings LP	Yes ☐ No ☒
Athlon Finance Corp.	Yes ☐ No ☒

Number of units of Athlon Holdings LP outstanding as of August 20, 2014: 98,790,902.  All of Athlon Finance Corp.’s common stock is directly owned by Athlon Holdings LP.

This combined Form 10-Q is filed separately by Athlon Holdings LP and Athlon Finance Corp.  Athlon Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ATHLON HOLDINGS LP

ATHLON FINANCE CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q (the “Report”) and our other materials filed with the United States Securities and Exchange Commission (“SEC”), or in other written or oral statements made or to be made by us, other than statements of historical fact, are forward-looking statements.  These forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements may include words such as “may”, “will”, “could”, “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “should”, “predict”, “potential”, “pursue”, “target”, “continue”, and other words and terms of similar meaning.  You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.  Our actual results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in “Risk Factors” in our final prospectus filed with the SEC pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (the “Securities Act”), on July 24, 2014.  If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected.  We undertake no responsibility to update forward-looking statements for changes related to these or any other factors that may occur subsequent to this filing for any reason.

i

ATHLON HOLDINGS LP

ATHLON FINANCE CORP.

GLOSSARY

The following are abbreviations and definitions of certain terms used in this Report:

•                  Basin.  A large natural depression on the earth’s surface in which sediments generally brought by water accumulate.

•                  Bbl.  One stock tank barrel, of 42 U.S. gallons liquid volume, used in reference to crude oil, condensate, or natural gas liquids.

•                  Bbl/D.  One Bbl per day.

•                  BOE.  One barrel of oil equivalent, with 6,000 cubic feet of natural gas being equivalent to one barrel of oil.

•                  BOE/D.  One barrel of oil equivalent per day.

•                  Completion.  The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

•                  Condensate.  A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

•                  Development capital.  Expenditures to obtain access to proved reserves and to construct facilities for producing, treating, and storing hydrocarbons.

•                  Dry hole.  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

•                  Economically producible.  A resource that generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation.  For a complete definition of economically producible, refer to the SEC’s Regulation S-X, Rule 4-10(a)(10).

•                  Exploratory well.  A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

•                  FASB.  Financial Accounting Standards Board.

•                  Field.  An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.  The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.  For a complete definition of field, refer to the SEC’s Regulation S-X, Rule 4-10(a)(15).

•                  Formation.  A layer of rock which has distinct characteristics that differ from nearby rock.

•                  GAAP.  Accounting principles generally accepted in the United States.

•                  Horizontal drilling.  A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.

•                  Infill wells.  Wells drilled into the same pool as known producing wells so that oil or natural gas does not have to travel as far through the formation.

•                  Lease operating expense (“LOE”).  All direct and allocated indirect costs of lifting hydrocarbons from a producing formation to the surface constituting part of the current operating expenses of a working interest.  Such costs include labor, superintendence, supplies, repairs, maintenance, allocated overhead charges, workover, insurance, and other expenses incidental to production, but exclude lease acquisition or drilling or completion expenses.

•                  LIBOR.  London Interbank Offered Rate.

•                  MBbl.  One thousand barrels of crude oil, condensate, or NGLs.

•                  MBOE.  One thousand barrels of oil equivalent.

•                  Mcf.  One thousand cubic feet of natural gas.

•                  Mcf/d.  One thousand cubic feet of natural gas per day.

•                  MMcf.  One million cubic feet of natural gas.

•                  Natural gas liquids (“NGLs”).  The combination of ethane, propane, butane, isobutane, and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•                  NYMEX.  The New York Mercantile Exchange.

•                  Operator.  The entity responsible for the exploration, development, and production of a well or lease.

•                  Production margin.  Total wellhead revenues less total production costs.

•                  Proved reserves.  Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence, the project within a reasonable time.  For a

ii

complete definition of proved oil and natural gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a)(22).

•                  Reasonable certainty.  A high degree of confidence.  For a complete definition of reasonable certainty, refer to the SEC’s Regulation S-X, Rule 4-10(a)(24).

•                  Reserves.  Estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development prospects to known accumulations.  In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to market, and all permits and financing required to implement the project.

•                  Reservoir.  A porous and permeable underground formation containing a natural accumulation of producible hydrocarbons that is confined by impermeable rock or water barriers and is separate from other reservoirs.

•                  Stacked pay.  Multiple geological zones that potentially contain hydrocarbons and are arranged in a vertical stack.

•                  Working interest.  The right granted to the lessee of a property to explore for and to produce and own oil, natural gas, or other minerals.  The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

•                  Workover.  Operations on a producing well to restore or increase production.

•                  WTI.  West Texas Intermediate crude oil, which is a light, sweet crude oil, characterized by an American Petroleum Institute gravity, or API gravity, between 39 and 41 and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATHLON HOLDINGS LP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$242,895	$113,025
Accounts receivable	81,463	48,238
Inventory	1,176	928
Deferred taxes	139	10
Other	354	487
Total current assets	326,027	162,688

Properties and equipment, at cost - full cost method:
Evaluated, including wells and related equipment	2,070,655	1,244,178
Unevaluated	555,905	89,859
Accumulated depletion, depreciation, and amortization	(227,195)	(160,779)
	2,399,365	1,173,258

Derivatives, at fair value	318	2,330
Debt issuance costs	25,908	14,679
Other	2,097	1,447
Total assets	$2,753,715	$1,354,402

LIABILITIES AND PARTNERS’ EQUITY

Current liabilities:
Accounts payable:
Trade	$9,861	$459
Intercompany	1,644	1,240
Accrued liabilities:
Lease operating	9,208	6,563
Production, severance, and ad valorem taxes	6,949	2,550
Development capital	120,523	68,059
Interest	14,293	7,790
Derivatives, at fair value	33,542	8,354
Revenue payable	32,827	20,513
Other	9,555	2,795
Total current liabilities	238,402	118,323

Asset retirement obligations, net of current portion	10,496	6,795
Long-term debt	1,150,000	500,000
Deferred taxes	4,815	3,936
Derivatives, at fair value	3,320	—
Other	140	101
Total liabilities	1,407,173	629,155

Commitments and contingencies

Partners’ equity	1,346,542	725,247
Total liabilities and partners’ equity	$2,753,715	$1,354,402

The accompanying notes are an integral part of these consolidated financial statements.

ATHLON HOLDINGS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Oil	$114,137	$54,609	$201,219	$100,268
Natural gas	8,687	4,363	16,112	7,730
Natural gas liquids	13,686	6,193	24,848	11,913
Total revenues	136,510	65,165	242,179	119,911

Expenses:
Production:
Lease operating	14,713	7,775	25,449	15,012
Production, severance, and ad valorem taxes	8,661	4,312	15,413	8,051
Depletion, depreciation, and amortization	38,470	20,358	66,546	38,411
General and administrative	13,430	3,558	20,858	6,840
Acquisition costs	1,207	94	1,825	151
Derivative fair value loss (gain)	32,397	(12,555)	43,577	(5,706)
Accretion of discount on asset retirement obligations	222	162	417	311
Total expenses	109,100	23,704	174,085	63,070

Operating income	27,410	41,461	68,094	56,841

Other income (expenses):
Interest	(13,528)	(12,082)	(22,706)	(16,556)
Other	23	—	26	—
Total other expenses	(13,505)	(12,082)	(22,680)	(16,556)
Income before income taxes	13,905	29,379	45,414	40,285
Income tax provision	409	391	749	418
Net income	$13,496	$28,988	$44,665	$39,867

Net income per unit:
Basic	$0.14	$0.43	$0.49	$0.58
Diluted	$0.14	$0.43	$0.49	$0.58

Weighted average units outstanding:
Basic	95,212	68,196	89,629	68,196
Diluted	95,212	68,196	89,629	68,196

The accompanying notes are an integral part of these consolidated financial statements.

ATHLON HOLDINGS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

(in thousands)

(unaudited)

Balance at December 31, 2013	$725,247
Equity-based compensation	9,024
Net contributions from Athlon Energy Inc.	567,606
Net income	44,665
Balance at June 30, 2014	$1,346,542

The accompanying notes are an integral part of these consolidated financial statements.

ATHLON HOLDINGS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$44,665	$39,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and amortization	66,546	38,411
Deferred taxes	749	418
Non-cash derivative loss (gain)	30,519	(6,127)
Equity-based compensation	8,267	113
Other	1,955	3,979
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(32,101)	(12,623)
Other current assets	1,907	424
Accounts payable	2,825	(2,503)
Intercompany payable	404	—
Accrued interest	6,503	6,898
Revenue payable	12,314	5,723
Other current liabilities	11,862	4,651
Other assets	(90)	—
Net cash provided by operating activities	156,325	79,231

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(974,732)	(16,482)
Development of oil and natural gas properties	(256,057)	(161,514)
Other	(830)	(336)
Net cash used in investing activities	(1,231,619)	(178,332)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	797,493	594,647
Payments on long-term debt	(160,000)	(427,426)
Net contributions from (distributions to) Athlon Energy Inc.	567,671	(7)
Distributions to Class A limited partners	—	(75,000)
Other	—	563
Net cash provided by financing activities	1,205,164	92,777

Increase (decrease) in cash and cash equivalents	129,870	(6,324)
Cash and cash equivalents, beginning of period	113,025	8,871
Cash and cash equivalents, end of period	$242,895	$2,547

The accompanying notes are an integral part of these consolidated financial statements.

ATHLON HOLDINGS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.         Formation of the Partnership and Description of Business

Athlon Holdings LP (together with its subsidiaries, “Holdings”), a Delaware limited partnership, is an independent exploration and production company focused on the acquisition, development, and exploitation of unconventional oil and liquids-rich natural gas reserves in the Permian Basin.  Athlon Finance Corp., a Delaware corporation, is a wholly owned subsidiary of Holdings whose sole purpose is to serve as the co-issuer of Holdings’ senior notes.  Athlon Holdings GP LLC serves as Holdings’ general partner with no obligations to make capital contributions and no rights to distributions.

On April 26, 2013, Holdings underwent a corporate reorganization and as a result, Holdings became a majority-owned subsidiary of Athlon Energy Inc. (together with its subsidiaries, “Athlon”), a Delaware corporation.  Prior to the corporate reorganization, Holdings was a party to a limited partnership agreement with its management team and certain employees and Apollo Athlon Holdings, L.P. (“Apollo”), which is an affiliate of Apollo Global Management, LLC.  Prior to the corporate reorganization, Apollo Investment Fund VII, L.P. and its parallel funds (the “Apollo Funds”) and Holdings’ management team and certain employees owned all of Holdings’ Class A limited partner interests and Holdings’ management team and certain employees owned all of Holdings’ Class B limited partner interests.

In the corporate reorganization, the Apollo Funds entered into a number of distribution and contribution transactions pursuant to which the Apollo Funds exchanged their Holdings’ Class A limited partner interests for shares of Athlon’s common stock.  The remaining holders of Holdings’ Class A limited partner interests did not exchange their interests in the reorganization transactions.  In addition, the holders of Holdings’ Class B limited partner interests exchanged their interests for shares of Athlon’s common stock subject to the same conditions and vesting terms.

Initial Public Offering

On August 7, 2013, Athlon completed its initial public offering (the “Athlon IPO”) of 15,789,474 shares of its common stock at $20.00 per share and received net proceeds of approximately $295.7 million, after deducting underwriting discounts and commissions and offering expenses.  Upon closing of the Athlon IPO, Holdings’ limited partnership agreement was amended and restated to, among other things, modify Holdings’ capital structure by replacing its different classes of interests with a single new class of units, the “New Holdings Units”.  Holdings’ management team and certain employees that held Class A limited partner interests now own 1,855,563 New Holdings Units and entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their New Holdings Units for shares of Athlon’s common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.  Please read “Note 12. Related Party Transactions” for additional discussion.  All other New Holdings Units are held by Athlon.

Note 2.         Basis of Presentation

Holdings’ consolidated financial statements include the accounts of its wholly owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, Holdings’ financial position as of June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013.  All adjustments are of a normal recurring nature.  These interim results are not necessarily indicative of results for an entire year.

Certain amounts and disclosures have been condensed and omitted from the unaudited consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Therefore, these unaudited consolidated financial statements should be read in conjunction with Holdings’ audited consolidated financial statements and related notes thereto included in Holdings’ final prospectus filed with the SEC pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on July 24, 2014.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”.  ASU 2014-09 supersedes most of the existing revenue recognition requirements in accounting principles generally accepted in the United States (“GAAP”) and requires (i) an entity to recognize revenue when it transfers promised goods or

ATHLON HOLDINGS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers.  ASU 2014-09 is effective retrospectively for annual and interim reporting periods beginning after December 15, 2016, with early application not permitted.  Holdings is evaluating the impact, if any, that the adoption of ASU 2014-09 will have on its financial position, results of operations, and liquidity.

No other new accounting pronouncements issued or effective from January 1, 2014 through the date of this Report, had or are expected to have a material impact on Holdings’ unaudited consolidated financial statements.

Note 3.         Acquisitions

On June 2, 2014 and June 3, 2014, Holdings acquired certain oil and natural gas properties and related assets in the Permian Basin in West Texas from Hibernia Holdings, LLC (“Hibernia”) and Piedra Energy II, LLC (“Piedra”), respectively, for approximately $388.7 million and $290.2 million in cash, respectively (the “Acquisitions”).  The Acquisitions were financed with a portion of the net proceeds from debt and equity offerings.  Please read “Note 7. Long-Term Debt” and “Note 8. Partners’ Equity” for additional discussion of these offerings.  The operations of these properties have been included in the accompanying Consolidated Statements of Operations with those of Holdings from the date of acquisition.  Holdings incurred approximately $1.2 million of transaction costs related to the Acquisitions, which are included in “Acquisition costs” in the accompanying Consolidated Statements of Operations.

Based on currently available information, the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed from the Acquisitions was as follows as of June 30, 2014:

	Hibernia	Piedra	Total
	(in thousands)
Evaluated, including wells and related equipment	$240,745	$173,041	$413,786
Unevaluated	148,246	117,242	265,488
Inventory	499	759	1,258
Total assets acquired	389,490	291,042	680,532
Other current liabilities	107	289	396
Asset retirement obligations	706	536	1,242
Total liabilities assumed	813	825	1,638
Fair value of net assets acquired	$388,677	$290,217	$678,894

At June 30, 2014, Holdings was awaiting final close on the Acquisitions, which will contain certain customary purchase price adjustments.

The following unaudited pro forma condensed financial data was derived from the historical financial statements of Holdings and from the accounting records of Hibernia and Piedra to give effect to the Acquisitions as if they had occurred on January 1, 2013.  The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Acquisitions taken place on January 1, 2013 and is not intended to be a projection of future results.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per unit amounts)
Pro forma total revenues	$150,961	$74,336	$277,617	$138,670
Pro forma net income	$16,880	$22,473	$47,308	$27,661

Pro forma net income per unit:
Basic	$0.17	$0.27	$0.47	$0.33
Diluted	$0.17	$0.27	$0.47	$0.33

Note 4. Evaluated Properties

Amounts shown in the accompanying Consolidated Balance Sheets as “Evaluated, including wells and related equipment” consisted of the following as of the dates indicated:

ATHLON HOLDINGS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	June 30,	December 31,
	2014	2013
	(in thousands)
Evaluated leasehold costs	$912,321	$448,689
Wells and related equipment - completed	1,111,196	748,900
Wells and related equipment - in process	47,138	46,589
Total evaluated	$2,070,655	$1,244,178

Note 5.  Fair Value Measurements

The book values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  Commodity derivative contracts are marked-to-market each quarter and are thus stated at fair value in the accompanying Consolidated Balance Sheets.  As of June 30, 2014, the fair value of Holdings’ 7 3/8% senior notes due 2021 was approximately $547.5 million and the fair value of Holdings’ 6% senior notes due 2022 was approximately $674.4 million using open market quotes (“Level 1” input).

Derivative Policy

Holdings uses various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with its oil production.  These arrangements are structured to reduce Holdings’ exposure to commodity price decreases, but they can also limit the benefit Holdings might otherwise receive from commodity price increases.  Holdings’ risk management activity is generally accomplished through over-the-counter commodity derivative contracts with large financial institutions, most of which are lenders under Holdings’ credit agreement.

Holdings applies the provisions of the “Derivatives and Hedging” topic of the Accounting Standards Codification, which requires each derivative instrument to be recorded in the accompanying Consolidated Balance Sheets at fair value.  If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings.  Holdings elected not to designate its current portfolio of commodity derivative contracts as hedges for accounting purposes.  Therefore, changes in fair value of these derivative instruments are recognized in earnings and included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.

Holdings enters into commodity derivative contracts for the purpose of economically fixing the price of its anticipated oil production even though Holdings does not designate the derivatives as hedges for accounting purposes.  Holdings classifies cash flows related to derivative contracts based on the nature and purpose of the derivative.  As the derivative cash flows are considered an integral part of Holdings’ oil and natural gas operations, they are classified as cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

Commodity Derivative Contracts

Commodity prices are often subject to significant volatility due to many factors that are beyond Holdings’ control, including but not limited to: prevailing economic conditions, supply and demand of hydrocarbons in the marketplace, actions by speculators, and geopolitical events such as wars or natural disasters.  Holdings manages oil price risk with swaps, which provide a fixed price for a notional amount of sales volumes.  The following table summarizes Holdings’ open commodity derivative contracts as of June 30, 2014:

ATHLON HOLDINGS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Period	Average Daily Swap Volume	Weighted- Average Swap Price	Net Liability Fair Market Value
	(Bbl)	(per Bbl)	(in thousands)
Q3 2014	9,950	$92.52
Q4 2014	10,961	92.31
Q3-Q4 2014	10,455	92.41	$(20,320)

Q1 2015	9,800	90.90
Q2 2015	9,800	90.90
Q3 2015	4,300	91.11
Q4 2015	4,300	91.11
2015	7,027	90.97	(16,224)
			$(36,544)

Counterparty Risk.  At June 30, 2014, Holdings did not have a net asset position with any of its counterparties.

Holdings does not require collateral from its counterparties for entering into derivative instruments, so in order to mitigate the credit risk associated with such derivative instruments, Holdings enters into an International Swap Dealers Association Master Agreement (“ISDA Agreement”) with each of its counterparties.  The ISDA Agreement is a standardized, bilateral contract between a given counterparty and Holdings.  Instead of treating each derivative transaction between the counterparty and Holdings separately, the termination provision of the ISDA Agreement enables the counterparty and Holdings to aggregate all trades under such agreement and treat them as a single agreement.  This arrangement is intended to benefit Holdings in two ways: (i) default by a counterparty under a single trade can trigger rights to terminate all trades with such counterparty that are subject to the ISDA Agreement; and (ii) netting of settlement amounts reduces Holdings’ credit exposure to a given counterparty in the event of close-out.  Holdings’ accounting policy is to not offset fair value amounts between different counterparties for derivative instruments in the accompanying Consolidated Balance Sheets.

ATHLON HOLDINGS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Tabular Disclosures of Fair Value Measurements

The following table summarizes the fair value of Holdings’ derivative instruments not designated as hedging instruments as of the dates indicated:

	Oil	Commodity	Total
Balance Sheet	Commodity	Derivatives	Commodity
Location	Derivatives	Netting (a)	Derivatives
	(in thousands)
As of June 30, 2014
Assets
Derivatives - current	$112	$(112)	$—
Derivatives - noncurrent	318	—	318
Total assets	430	(112)	318
Liabilities
Derivatives - current	(33,654)	112	(33,542)
Derivatives - noncurrent	(3,320)	—	(3,320)
Total liabilities	(36,974)	112	(36,862)
Net liabilities	$(36,544)	$—	$(36,544)

As of December 31, 2013
Assets
Derivatives - current	$143	$(143)	$—
Derivatives - noncurrent	2,330	—	2,330
Total assets	2,473	(143)	2,330
Liabilities
Derivatives - current	(8,497)	143	(8,354)
Derivatives - noncurrent	—	—	—
Total liabilities	(8,497)	143	(8,354)
Net liabilities	$(6,024)	$—	$(6,024)

(a)         Represents counterparty netting under ISDA Agreements, which allow for netting of commodity derivative contracts.  These derivative instruments are reflected net on the accompanying Consolidated Balance Sheets.

The following table summarizes the effect of derivative instruments not designated as hedges on the accompanying Consolidated Statements of Operations for the periods indicated:

		Amount of Loss (Gain) Recognized in Income
	Location of Loss (Gain)	Three months ended June 30,		Six months ended June 30,
Derivatives Not Designated as Hedges	Recognized in Income	2014	2013	2014	2013
		(in thousands)
Commodity derivative contracts	Derivative fair value loss (gain)	$32,397	$(12,555)	$43,577	$(5,706)

Fair Value Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are defined as follows:

•                  Level 1 — Inputs such as unadjusted, quoted prices that are available in active markets for identical assets or liabilities.

•                  Level 2 — Inputs, other than quoted prices within Level 1, that are either directly or indirectly observable, such as quoted prices for similar assets and liabilities or quoted prices in inactive markets.

ATHLON HOLDINGS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

•                  Level 3 — Inputs that are unobservable for use when little or no market data exists requiring the use of valuation methodologies that result in management’s best estimate of fair value.

As required by GAAP, Holdings utilizes the most observable inputs available for the valuation technique used.  The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement.  Holdings’ assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the financial assets and liabilities and their placement within the fair value hierarchy levels.  The following methods and assumptions were used to estimate the fair values of Holdings’ assets and liabilities that are accounted for at fair value on a recurring basis:

•                  Level 2 — Fair values of swaps are estimated using a combined income-based and market-based valuation methodology based upon forward commodity price curves obtained from independent pricing services.  Settlement is determined by the average underlying price over a predetermined period of time.  Holdings uses observable inputs in an option pricing valuation model to determine fair value such as: (i) current market and contractual prices for the underlying instruments; (ii) quoted forward prices for oil; (iii) interest rates, such as a LIBOR curve for a term similar to the commodity derivative contract; and (iv) appropriate volatilities.

Holdings adjusts the valuations from the valuation model for nonperformance risk.  For commodity derivative contracts which are in an asset position, Holdings adds the counterparty’s credit default swap spread to the risk-free rate.  If a counterparty does not have a credit default swap spread, Holdings uses other companies with similar credit ratings to determine the applicable spread.  For commodity derivative contracts which are in a liability position, Holdings uses the yield on its senior notes less the risk-free rate.  All fair values have been adjusted for nonperformance risk resulting in a decrease in the net commodity derivative liability of approximately $630,000 and $39,000 as of June 30, 2014 and December 31, 2013, respectively.

The following table sets forth Holdings’ assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Net Liability	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of June 30, 2014
Oil derivative contracts - swaps	$(36,544)	$—	$(36,544)	$—

As of December 31, 2013
Oil derivative contracts - swaps	$(6,024)	$—	$(6,024)	$—

Note 6. Asset Retirement Obligations

Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.  The following table summarizes the changes in Holdings’ asset retirement obligations for the six months ended June 30, 2014 (in thousands):

Balance at January 1	$6,855
Liabilities assumed in acquisitions	2,177
Liabilities incurred from new wells	867
Liabilities settled	(103)
Accretion of discount	417
Revisions of previous estimates	292
Balance at June 30	10,505
Less: current portion	9
Asset retirement obligations - long term	$10,496

ATHLON HOLDINGS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 7. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated:

	Maturity	June 30,	December 31,
	Date	2014	2013
		(in thousands)
Credit agreement	3/19/2018	$—	$—
7 3/8% senior notes	4/15/2021	500,000	500,000
6% senior notes	5/1/2022	650,000	—
Total		$1,150,000	$500,000

Senior Notes

In April 2013, Holdings issued $500 million aggregate principal amount of 7 3/8% senior unsecured notes due 2021 (the “2021 Notes”).  Athlon is an unconditional guarantor of the 2021 Notes.  Under the indenture, starting on April 15, 2016, Holdings will be able to redeem some or all of the 2021 Notes at a premium that will decrease over time, plus accrued and unpaid interest to the date of redemption.  Prior to April 15, 2016, Holdings will be able, at its option, to redeem up to 35% of the aggregate principal amount of the 2021 Notes at a price of 107.375% of the principal thereof, plus accrued and unpaid interest to the date of redemption, with an amount equal to the net proceeds from certain equity offerings.  In addition, at Holdings’ option, prior to April 15, 2016, Holdings may redeem some or all of the 2021 Notes at a redemption price equal to 100% of the principal amount of the 2021 Notes, plus an “applicable premium”, plus accrued and unpaid interest to the date of redemption.  Certain asset dispositions or a change in control will be triggering events that may require Holdings to repurchase all or any part of a noteholder’s 2021 Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to but excluding the date of repurchase.  Interest on the 2021 Notes is payable in cash semi-annually in arrears, commencing on October 15, 2013, through maturity.

On May 1, 2014, Holdings completed a private placement of $650 million aggregate principal amount of 6% senior unsecured notes due 2022 (the “2022 Notes”) and received net proceeds of approximately $639.1 million, after deducting initial purchasers’ discounts and debt issuance costs, which were used to fund a portion of the purchase price of the Acquisitions, to provide additional liquidity for use in Holdings’ drilling program, and for general partnership purposes.  Athlon is an unconditional guarantor of the 2022 Notes.  Under the indenture, starting on May 1, 2017, Holdings will be able to redeem some or all of the 2022 Notes at a premium that will decrease over time, plus accrued and unpaid interest to the date of redemption.  Prior to May 1, 2017, Holdings will be able, at its option, to redeem up to 35% of the aggregate principal amount of the 2022 Notes at a price of 106% of the principal thereof, plus accrued and unpaid interest to the date of redemption, with an amount equal to the net proceeds from certain equity offerings.  In addition, at Holdings’ option, prior to May 1, 2017, Holdings may redeem some or all of the 2022 Notes at a redemption price equal to 100% of the principal amount of the 2022 Notes, plus an “applicable premium”, plus accrued and unpaid interest to the date of redemption.  If a change of control occurs on or prior to July 15, 2015, Holdings may redeem all, but not less than all, of the 2022 Notes at 110% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date.  Certain asset dispositions or a change of control that occurs after July 15, 2015 will be triggering events that may require Holdings to repurchase all or any part of a noteholder’s 2022 Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.  Interest on the 2022 Notes is payable in cash semi-annually in arrears, commencing on November 1, 2014, through maturity.

The indentures governing Holdings’ senior notes contain covenants, including, among other things, covenants that restrict Holdings’ ability to:

•                  make distributions, investments, or other restricted payments if Holdings’ fixed charge coverage ratio is less than 2.0 to 1.0;

•                  incur additional indebtedness if Holdings’ fixed charge coverage ratio would be less than 2.0 to 1.0; and

•                  create liens, sell assets, consolidate or merge with any other person, or engage in transactions with affiliates.

These covenants are subject to a number of important qualifications, limitations, and exceptions.  In addition, the indenture contains other customary terms, including certain events of default upon the occurrence of which Holdings’ senior notes may be declared immediately due and payable.

As of June 30, 2014, Holdings was in compliance with all covenants of its senior notes.

ATHLON HOLDINGS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Credit Agreement

Holdings is a party to an amended and restated credit agreement dated March 19, 2013 (the “Credit Agreement”), which matures on March 19, 2018.  The Credit Agreement provides for revolving credit loans to be made to Holdings from time to time and letters of credit to be issued from time to time for the account of Holdings or any of its restricted subsidiaries.  The aggregate amount of the commitments of the lenders under the Credit Agreement is $1.0 billion.  Availability under the Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations.  As of June 30, 2014, the borrowing base was $837.5 million and there were no outstanding borrowings and no outstanding letters of credit under the Credit Agreement.

Obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of Holdings’ proved reserves.  In addition, obligations under the Credit Agreement are guaranteed by Athlon.

Loans under the Credit Agreement are subject to varying rates of interest based on (i) outstanding borrowings in relation to the borrowing base and (ii) whether the loan is a Eurodollar loan or a base rate loan.  Eurodollar loans under the Credit Agreement bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans under the Credit Agreement bear interest at the base rate plus the applicable margin indicated in the following table.  Holdings also incurs a quarterly commitment fee on the unused portion of the Credit Agreement indicated in the following table:

Ratio of Outstanding Borrowings to Borrowing Base	Unused Commitment Fee	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans
Less than or equal to .30 to 1	0.375%	1.50%	0.50%
Greater than .30 to 1 but less than or equal to .60 to 1	0.375%	1.75%	0.75%
Greater than .60 to 1 but less than or equal to .80 to 1	0.50%	2.00%	1.00%
Greater than .80 to 1 but less than or equal to .90 to 1	0.50%	2.25%	1.25%
Greater than .90 to 1	0.50%	2.50%	1.50%

The “Eurodollar rate” for any interest period (either one, two, three, or six months, as selected by Holdings) is the rate equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) for deposits in dollars for a similar interest period.  The “Base Rate” is calculated as the highest of: (i) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (ii) the federal funds effective rate plus 0.5%; or (iii) except during a “LIBOR Unavailability Period”, the Eurodollar rate (for dollar deposits for a one-month term) for such day plus 1.0%.

Any outstanding letters of credit reduce the availability under the Credit Agreement.  Borrowings under the Credit Agreement may be repaid from time to time without penalty.

The Credit Agreement contains covenants including, among others, the following:

•                  a prohibition against incurring additional debt, subject to permitted exceptions;

•                  a restriction on creating liens on Holdings’ assets and the assets of its operating subsidiaries, subject to permitted exceptions;

•                  restrictions on merging and selling assets outside the ordinary course of business;

•                  restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•                  a requirement that Holdings maintain a ratio of consolidated total debt to EBITDAX (as defined in the Credit Agreement) of not more than 4.5 to 1.0; and

•                  a provision limiting commodity derivative contracts to a volume not exceeding 85% of projected production from proved reserves for a period not exceeding 66 months from the date the commodity derivative contract is entered into.

As of June 30, 2014, Holdings was in compliance with all covenants of the Credit Agreement.

The Credit Agreement contains customary events of default, including our failure to comply with the financial ratios described above, which would permit the lenders to accelerate the debt if not cured within applicable grace periods.  If an event of default occurs

ATHLON HOLDINGS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the Credit Agreement to be immediately due and payable.

Note 8. Partners’ Equity

On April 23, 2014, Athlon completed a public offering of 14,806,250 shares of its common stock at $40.00 per share and received net proceeds of approximately $570.8 million, after deducting underwriting discounts and commissions and offering expenses, which were used to fund a portion of the purchase price of the Acquisitions, to reduce outstanding indebtedness under the Credit Agreement, to provide additional liquidity for use in Holdings’ drilling program, and for general partnership purposes.  Upon consummation of the offering, Athlon’s ownership percentage of Holdings increased.

The following table shows Holdings’ partnership interests as of June 30, 2014:

		Partnership
		Interest
Athlon Holdings GP LLC	General Partner	0.0%
Athlon Energy Inc.	Limited Partner	98.1%
Management team and certain employees	Limited Partner	1.9%

Note 9. Earnings Per Unit

Prior to the consummation of the Athlon IPO, Holdings had 989,508 outstanding limited partner units.  In conjunction with the closing of the Athlon IPO, certain of Holdings’ Class A and Class B limited partners were subject to an adjustment based on the Athlon IPO price of $20.00 per share and an actual 65.266-for-1 stock split.  Following this adjustment and stock split, the number of outstanding limited partner units increased from 989,508 units to 68,195,178 units.  The one-to-one conversion of Holdings’ interests in April 2013 to 989,508 limited partner units is akin to a stock split and has been treated as such in Holdings’ earnings per unit (“EPU”) calculations.  Accordingly, Holdings assumes that 68,195,178 limited partner units were outstanding during periods prior to the Athlon IPO for purposes of calculating EPU.

Holdings’ Amended and Restated Agreement of Limited Partnership provides that at any time Athlon issues a share of common stock, other than pursuant to an incentive plan or an exchange transaction, the net proceeds or other consideration received by Athlon with respect to such share, if any, shall be concurrently contributed to Holdings and Holdings shall issue to Athlon one New Holdings Unit.  In conjunction with the Athlon IPO, Athlon contributed net proceeds of approximately $295.7 million to Holdings and Holdings issued 15,789,474 New Holdings Units to Athlon.  In conjunction with Athlon’s public offering in April 2014, Athlon contributed net proceeds of approximately $570.8 million to Holdings and Holdings issued 14,806,250 New Holdings Units to Athlon.

As a result of the aforementioned provision in Holdings’ Amended and Restated Agreement of Limited Partnership, Athlon’s unvested stock awards are dilutive to Holdings’ EPU calculations.  The following table reflects the allocation of net income to unitholders and EPU computations for the periods indicated:

ATHLON HOLDINGS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per unit amounts)
Basic EPU
Numerator:
Undistributed net income attributable to unitholders	$13,496	$28,988	$44,665	$39,867
Participation rights of unvested stock awards in undistributed earnings	(138)	—	(435)	—
Basic undistributed net income attributable to unitholders	$13,358	$28,988	$44,230	$39,867
Denominator:
Basic weighted average units outstanding	95,212	68,196	89,629	68,196
Basic EPU attributable to unitholders	$0.14	$0.43	$0.49	$0.58

Diluted EPU
Numerator:
Undistributed net income attributable to unitholders	$13,496	$28,988	$44,665	$39,867
Participation rights of unvested stock awards in undistributed earnings	(138)	—	(435)	—
Diluted undistributed net income attributable to unitholders	$13,358	$28,988	$44,230	$39,867
Denominator:
Diluted weighted average units outstanding	95,212	68,196	89,629	68,196
Diluted EPU attributable to unitholders	$0.14	$0.43	$0.49	$0.58

Note 10.  Incentive Stock Plans

In August 2013, Athlon adopted the Athlon Energy Inc. 2013 Incentive Award Plan (the “Plan”).  The principal purpose of the Plan is to attract, retain, and engage selected employees, consultants, and directors through the granting of equity and equity-based compensation awards.  Employees, consultants, and directors of Athlon and its subsidiaries are eligible to receive awards under the Plan.  Athlon’s Compensation Committee will administer the Plan unless its Board of Directors assumes direct authority for administration.  The Plan provides for the grant of stock options (including non-qualified stock options and incentive stock options), restricted stock, dividend equivalents, stock payments, restricted stock units, performance awards, stock appreciation rights, and other equity-based and cash-based awards, or any combination thereof.

The initial aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan is the sum of 8,400,000 shares, subject to adjustment as described below plus an annual increase on the first day of each calendar year beginning January 1, 2014 and ending on and including the last January 1 prior to the expiration date of the Plan, equal to the least of (i) 12,000,000 shares, (ii) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (iii) such smaller number of shares as determined by Athlon’s Board of Directors.  This number will also be adjusted due to the following shares becoming eligible to be used again for grants under the Plan:

•                  shares subject to awards or portions of awards granted under the Plan which are forfeited, expire, or lapse for any reason, or are settled for cash without the delivery of shares, to the extent of such forfeiture, expiration, lapse or cash settlement; and

•                  shares that Athlon repurchases prior to vesting so that such shares are returned to Athlon.

On January 1, 2014, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan increased to 11,759,386.  As of June 30, 2014, there were 10,801,805 shares available for issuance under the Plan.

The Plan does not provide for individual limits on awards that may be granted to any individual participant under the Plan.  Rather, the amount of awards to be granted to individual participants are determined by Athlon’s Board of Directors or Compensation Committee from time to time, as part of their compensation decision-making processes, provided, however, that the Plan does not permit awards having a grant date fair value in excess of $700,000 to be granted to Athlon’s non-employee directors in any year.

During the three and six months ended June 30, 2014, Holdings recorded non-cash stock-based compensation expense related to the Plan of $4.6 million and $8.3 million, respectively, which was allocated to lease operating expense and general and administrative expense in the accompanying Consolidated Statements of Operations based on the allocation of the respective employees’ compensation.  During the three and six months ended June 30, 2014, Holdings capitalized $0.5 million and $0.8 million, respectively, of non-cash stock-based compensation expense related to the Plan as a component of “Evaluated, including wells and related equipment” in the accompanying Consolidated Balance Sheets.

ATHLON HOLDINGS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Stock awards are scheduled to vest over three years.  Certain awards granted to Athlon’s management team vest subject to the relative performance of Athlon’s common stock to that of a designated peer group.  The following table summarizes the changes in Athlon’s unvested stock awards for the six months ended June 30, 2014 (presented at the target level):

		Weighted -
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1	638,913	$34.88
Granted	330,422	37.70
Vested	—	—
Forfeited	(11,754)	30.97
Outstanding at June 30	957,581	35.90

As of June 30, 2014, there were 957,581 unvested stock awards, 328,911 of which were granted during 2014, in which the vesting is dependent only on the passage of time and continued employment.  Additionally, as of June 30, 2014, there were 227,500 unvested stock awards, none of which were granted during 2014, in which the vesting is dependent not only on the passage of time and continued employment, but also on the relative performance of Athlon’s common stock to that of a designated peer group.

None of Athlon’s unvested stock awards are subject to variable accounting.  As of June 30, 2014, Athlon had approximately $18.6 million of total unrecognized compensation cost related to unvested stock awards, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Class B Interests

Holdings’ limited partnership agreement provided for the issuance of Class B limited partner interests.  As discussed in “Note 1. Formation of the Partnership and Description of Business”, in connection with the corporate reorganization, Holdings’ Class B limited partners exchanged their interests for shares of Athlon’s common stock subject to the same conditions and vesting terms.  During the three and six months ended June 30, 2013, Holdings recorded approximately $65,000 and $113,000, respectively, of non-cash equity-based compensation expense related to Class B interests, which was allocated to lease operating expense and general and administrative expenses in the accompanying Consolidated Statements of Operations based on the allocation of the respective employees’ compensation.  During the three and six months ended June 30, 2013, Holdings capitalized approximately $17,000 and $42,000, respectively, of non-cash equity-based compensation expense related to Class B interests as a component of “Evaluated, including wells and related equipment” in the accompanying Consolidated Balance Sheets.

Note 11. Commitments and Contingencies

From time to time, Holdings is a party to ongoing legal proceedings in the ordinary course of business, including workers’ compensation claims and employment-related disputes.  Management does not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on Holdings’ business, financial position, results of operations, or liquidity.

Additionally, Holdings has contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, commodity derivative contracts, operating leases, and development commitments.

Note 12. Related Party Transactions

Services Agreement

Holdings was a party to a Services Agreement, dated August 23, 2010, which required it to compensate Apollo quarterly for consulting and advisory services, subject to certain quarterly and annual limits.  The Services Agreement also provided for reimbursement to Apollo for any reasonable out-of-pocket expenses incurred while performing services under the Services Agreement.  During the three and six months ended June 30, 2013, Holdings incurred approximately $95,000 and $500,000, respectively, of advisory fees pursuant to the Services Agreement, which are included in “General and administrative expenses” in the

ATHLON HOLDINGS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

accompanying Consolidated Statements of Operations.  Upon the consummation of the Athlon IPO, the Services Agreement was terminated.

Exchange Agreement

Upon the consummation of the Athlon IPO, Holdings entered into an exchange agreement with its management team and certain employees who hold New Holdings Units.  Under the exchange agreement, each such holder (and certain permitted transferees thereof) may, under certain circumstances (subject to the terms of the exchange agreement), exchange their New Holdings Units for shares of Athlon’s common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.  As a holder exchanges its New Holdings Units, Athlon’s interest in Holdings will be correspondingly increased.

Tax Receivable Agreement

Upon the consummation of the Athlon IPO, Holdings entered into a tax receivable agreement with its management team and certain employees who hold New Holdings Units that provides for the payment from time to time by Athlon to such unitholders of Holdings of 85% of the amount of the tax benefits, if any, that Athlon is deemed to realize as a result of increases in tax basis and certain other tax benefits related to exchanges of New Holdings Units pursuant to the exchange agreement, including tax benefits attributable to payments under the tax receivable agreement.  These payment obligations are obligations of Athlon and not of Holdings.  For purposes of the tax receivable agreement, the benefit deemed realized by Athlon will be computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that Athlon would have been required to pay had there been no increase to the tax basis of Holdings’ assets as a result of the exchanges and had Athlon not entered into the tax receivable agreement.

The step-up in basis will depend on the fair value of the New Holdings Units at conversion.  There is no intent of the holders of New Holdings Units to exchange their units for shares of Athlon’s common stock in the foreseeable future.  In addition, Athlon does not expect to be in a regular federal income tax paying position, net of available tax credit and loss carryforwards, for the foreseeable future.  Therefore, Athlon cannot presently estimate what the benefit or payments under the tax receivable agreement will be on a factually supportable basis, and accordingly has not recognized a liability.

Participation of Apollo Global Securities, LLC in Debt and Equity Offerings

Apollo Global Securities, LLC is an affiliate of the Apollo Funds and received a portion of the gross spread as an initial purchaser of the 2022 Notes of $0.5 million.  Apollo Global Securities, LLC was also an underwriter in Athlon’s April 2014 common stock offering and received a portion of the discounts and commissions paid to the underwriters of approximately $1.0 million.

ATHLON HOLDINGS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 13. Subsequent Events

Subsequent to June 30, 2014, Holdings entered into additional oil swaps.  The following table summarizes Holdings’ open commodity derivative contracts as of August 21, 2014:

Period	Average Daily Swap Volume	Weighted- Average Swap Price
	(Bbl)	(per Bbl)
Q3 2014	9,950	$92.52
Q4 2014	10,961	92.31

Q1 2015	12,800	92.12
Q2 2015	12,800	92.12
Q3 2015	11,800	93.69
Q4 2015	11,800	93.69

Q1 2016	2,500	92.35
Q2 2016	2,500	92.35

Subsequent to June 30, 2014, Holdings entered into purchase and sale agreements with multiple third parties to acquire certain oil and natural gas properties and related assets in the Midland Basin for a purchase price of $382 million, in the aggregate, subject to customary purchase price adjustments.  These acquisitions are expected to close during the third quarter of 2014, subject to customary closing conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements”.  The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, and resources.  Actual results could differ materially from those discussed in these forward-looking statements.  We do not undertake to update, revise, or correct any of the forward-looking information unless required to do so under law.  Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under “Cautionary Note Regarding Forward-Looking Information” and “Risk Factors” in our final prospectus filed with the SEC pursuant to Rule 424(b)(3) of the Securities Act on July 24, 2014.

Overview

We are an independent exploration and production company focused on the acquisition, development, and exploitation of unconventional oil and liquids-rich natural gas reserves in the Permian Basin.  The Permian Basin spans portions of Texas and New Mexico and is composed of three primary sub-basins: the Delaware Basin, the Central Basin Platform, and the Midland Basin.  All of our properties are located in the Midland Basin.  Our drilling activity is currently focused on the low-risk vertical development of stacked pay zones, including the Clearfork, Spraberry, Wolfcamp, Cline, Strawn, Atoka, and Mississippian formations, which we refer to collectively as the Wolfberry play, as well as the horizontal development of these formations.  We are a returns-focused organization and have targeted vertical and horizontal development of the Wolfberry play in the Midland Basin because of its favorable operating environment, consistent reservoir quality across multiple target horizons, long-lived reserve characteristics and high drilling success rates.

Initial Public Offering

On August 7, 2013, Athlon Energy Inc. (“Athlon”) completed its initial public offering (the “Athlon IPO”) of 15,789,474 shares of common stock at $20.00 per share and received net proceeds of approximately $295.7 million, after deducting underwriting discounts and commissions and offering expenses.  Upon closing of the Athlon IPO, our limited partnership agreement was amended and restated to, among other things, modify our capital structure by replacing our different classes of interests with a single new class of units, the “New Holdings Units”.  Our management team and certain employees who held Class A limited partner interests now own New Holdings Units and entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their New Holdings Units for shares of Athlon’s common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.  All other New Holdings Units are held by Athlon.

How We Evaluate Our Operations

In evaluating our financial results, we focus on the mix of our revenues from oil, natural gas, and NGLs, the average realized price from sales of our production, our production margins, and our capital expenditures.  Below are highlights of our financial and operating results for the second quarter of 2014:

•                  Our oil, natural gas, and NGLs revenues increased 109% to $136.5 million in the second quarter of 2014 as compared to $65.2 million in the second quarter of 2013.

•                  Our average daily production volumes increased 96% to 21,901 BOE/D in the second quarter of 2014 as compared to 11,183 BOE/D in the second quarter of 2013.  Oil and NGLs represented approximately 82% of our total production volumes in the second quarter of 2014.

•                  Our average realized oil price increased 2% to $93.91 per Bbl in the second quarter of 2014 as compared to $91.80 per Bbl in the second quarter of 2013, our average realized natural gas price increased 9% to $4.07 per Mcf in the second quarter of 2014 as compared to $3.72 per Mcf in the second quarter of 2013, and our average realized NGL price increased 19% to $32.43 per Bbl in the second quarter of 2014 as compared to $27.27 per Bbl in the second quarter of 2013.

•                  Our production margin increased 113% to $113.1 million in the second quarter of 2014 as compared to $53.1 million in the second quarter of 2013.  Total wellhead revenues per BOE increased 7% and total production expenses per BOE decreased 1%.  On a per BOE basis, our production margin increased 9% to $56.76 per BOE in the second quarter of 2014 as compared to $52.16 per BOE for the second quarter of 2013.

•                  We invested $1.1 billion in oil and natural gas activities, of which $172.7 million was invested in development and exploration activities and $883.3 million was invested in acquisitions of oil and natural gas properties.

•                  We completed the acquisitions of certain oil and natural gas properties and related assets in the Midland Basin (the “Acquisitions”) for a combined purchase price of approximately $877.1 million, subject to post-closing adjustments.

We also evaluate our rates of return on invested capital in our wells.  We believe the quality of our assets combined with the technical capabilities of our management team can generate attractive rates of return as we develop our extensive resource base.  Additionally, by focusing on concentrated acreage positions, we can build and own centralized production infrastructure, including saltwater disposal facilities, which enable us to reduce reliance on outside service companies, minimize costs, and increase our returns.

Results of Operations

Comparison of Quarter Ended June 30, 2014 to Quarter Ended June 30, 2013

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended June 30,		Increase / (Decrease)
	2014	2013	$	%
Revenues (in thousands):
Oil	$114,137	$54,609	$59,528	109%
Natural gas	8,687	4,363	4,324	99%
NGLs	13,686	6,193	7,493	121%
Total revenues	$136,510	$65,165	$71,345	109%

Average realized prices:
Oil ($/Bbl) (before impact of cash settled derivatives)	$93.91	$91.80	$2.11	2%
Oil ($/Bbl) (after impact of cash settled derivatives)	$86.91	$91.03	$(4.12)	-5%
Natural gas ($/Mcf)	$4.07	$3.72	$0.35	9%
NGLs ($/Bbl)	$32.43	$27.27	$5.16	19%
Combined ($/BOE) (before impact of cash settled derivatives)	$68.49	$64.04	$4.45	7%
Combined ($/BOE) (after impact of cash settled derivatives)	$64.23	$63.59	$0.64	1%

Total production volumes:
Oil (MBbls)	1,215	595	620	104%
Natural gas (MMcf)	2,134	1,174	960	82%
NGLs (MBbls)	422	227	195	86%
Combined (MBOE)	1,993	1,018	975	96%

Average daily production volumes:
Oil (Bbls/D)	13,356	6,537	6,819	104%
Natural gas (Mcf/D)	23,453	12,897	10,556	82%
NGLs (Bbls/D)	4,637	2,496	2,141	86%
Combined (BOE/D)	21,901	11,183	10,718	96%

The following table shows the relationship between our average oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated.  Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Three months ended June 30,
	2014	2013
Average realized oil price ($/Bbl)	$93.91	$91.80
Average NYMEX WTI ($/Bbl)	$102.98	$94.23
Differential to NYMEX WTI	$(9.07)	$(2.43)
Average realized oil price to NYMEX WTI percentage	91%	97%

Average realized natural gas price ($/Mcf)	$4.07	$3.72
Average NYMEX Henry Hub ($/Mcf)	$4.67	$4.09
Differential to NYMEX Henry Hub	$(0.60)	$(0.37)
Average realized natural gas price to NYMEX Henry Hub percentage	87%	91%

Our average oil differential to NYMEX WTI widened to $9.07 per Bbl for the second quarter of 2014 as compared to $2.43 per Bbl for the second quarter of 2013, primarily due to intermittent capacity constraints between the Midland Basin, Cushing, Oklahoma, and Gulf Coast refineries.  Our average natural gas differential to NYMEX Henry Hub widened to $0.60 per Mcf for the second quarter of 2014 as compared to $0.37 per Mcf for the second quarter of 2013, primarily due to a temporary increase in transportation fees to move our natural gas production out of the Midland Basin.

Oil revenues increased 109% to $114.1 million in the second quarter of 2014 from $54.6 million in the second quarter of 2013 as a result of an increase in our oil production volumes of 620 MBbls and a $2.11 per Bbl increase in our average realized oil price.  Our higher oil production increased oil revenues by $57.0 million and was primarily the result of our development program and additional production from the Acquisitions.  Our higher average realized oil price increased oil revenues by $2.6 million and was primarily due to a higher average NYMEX price, which increased to $102.98 per Bbl in the second quarter of 2014 from $94.23 per Bbl in the second quarter of 2013, partially offset by the widening of our oil differentials as previously discussed.

Natural gas revenues increased 99% to $8.7 million in the second quarter of 2014 from $4.4 million in the second quarter of 2013 as a result of an increase in our natural gas production volumes of 960 MMcf and a $0.35 per Mcf increase in our average realized natural gas price.  Our higher natural gas production increased natural gas revenues by $3.6 million and was primarily the result of our development program and additional production from the Acquisitions, partially offset by flaring a portion of our natural gas production due to temporary delays and constraints related to third-party gathering systems.  Our higher average realized natural gas price increased natural gas revenues by $0.7 million and was primarily due to a higher average NYMEX price, which increased to $4.67 per Mcf in the second quarter of 2014 from $4.09 per Mcf in the second quarter of 2013, partially offset by the widening of our natural gas differentials as previously discussed.

NGL revenues increased 121% to $13.7 million in the second quarter of 2014 from $6.2 million in the second quarter of 2013 as a result of an increase in our NGL production volumes of 195 MBbls and a $5.16 per Bbl increase in our average realized NGL price.  Our higher NGL production increased NGL revenues by $5.3 million and was primarily the result of our development program and additional production from the Acquisitions, partially offset by flaring as described above.  Our higher average realized NGL price increased NGL revenues by $2.2 million.

Expenses.  The following table summarizes our expenses for the periods indicated:

	Three months ended June 30,		Increase / (Decrease)
	2014	2013	$	%
Expenses (in thousands):
Production:
Lease operating (a)	$14,713	$7,775	$6,938	89%
Production, severance, and ad valorem taxes	8,661	4,312	4,349	101%
Total production expenses	23,374	12,087	11,287	93%
Other:
Depletion, depreciation, and amortization	38,470	20,358	18,112	89%
General and administrative (b)	13,430	3,558	9,872	277%
Acquisition costs	1,207	94	1,113	1184%
Derivative fair value loss (gain)	32,397	(12,555)	44,952	-358%
Accretion of discount on asset retirement obligations	222	162	60	37%
Total operating	109,100	23,704	85,396	360%
Interest	13,528	12,082	1,446	12%
Income tax provision	409	391	18	5%
Total expenses	$123,037	$36,177	$86,860	240%

Expenses (per BOE):
Production:
Lease operating (a)	$7.38	$7.64	$(0.26)	-3%
Production, severance, and ad valorem taxes	4.35	4.24	0.11	3%
Total production expenses	11.73	11.88	(0.15)	-1%
Other:
Depletion, depreciation, and amortization	19.30	20.01	(0.71)	-4%
General and administrative (b)	6.74	3.50	3.24	93%
Acquisition costs	0.61	0.10	0.51	510%
Derivative fair value loss (gain)	16.26	(12.34)	28.60	-232%
Accretion of discount on asset retirement obligations	0.11	0.16	(0.05)	-31%
Total operating	54.75	23.31	31.44	135%
Interest	6.79	11.87	(5.08)	-43%
Income tax provision	0.21	0.38	(0.17)	-45%
Total expenses	$61.75	$35.56	$26.19	74%

(a)         For the second quarter of 2014, includes non-cash LOE for oil inventory assumed in acquisitions of $1.6 million ($0.82 per BOE) and non-cash equity-based compensation of $0.4 million ($0.21 per BOE).  For the second quarter of 2013, includes non-cash equity-based compensation of $8,000 ($0.01 per BOE).

(b)         For the second quarter of 2014, includes non-cash equity-based compensation of $4.2 million ($2.12 per BOE).  For the second quarter of 2013, includes corporate reorganization costs of $0.5 million ($0.50 per BOE), advisory fees of $95,000 ($0.09 per BOE), and non-cash equity-based compensation of $57,000 ($0.06 per BOE).

Production expenses.  LOE increased 89% to $14.7 million in the second quarter of 2014 from $7.8 million in the second quarter of 2013 as a result of an increase in production volumes as previously discussed, which contributed $7.4 million of additional LOE, partially offset by a $0.26 decrease in the average per BOE rate, which would have reduced LOE by $0.5 million if production had been unchanged.  The decrease in our average LOE per BOE rate was attributable to our close control of well servicing costs and leverage of our centralized service facilities and water handling systems.

Production, severance, and ad valorem taxes increased 101% to $8.7 million in the second quarter of 2014 from $4.3 million in the second quarter of 2013 primarily due to higher wellhead revenues as previously discussed.  As a percentage of wellhead revenues, production, severance, and ad valorem taxes remained relatively consistent at 6.3% in the second quarter of 2014 as compared to 6.6% in the second quarter of 2013.  Ad valorem taxes are paid based on prior year commodity prices and valuations of oil and natural gas properties, whereas production taxes are based on current year commodity prices and production volumes.

Depreciation, depletion, and amortization (“DD&A”).  DD&A expense increased 89% to $38.5 million in the second quarter of 2014 from $20.4 million in the second quarter of 2013 primarily due to an increase in production volumes as previously discussed and an increase in our asset base subject to amortization as a result of our drilling activity and additional properties added in the Acquisitions.

General and administrative expense (“G&A”).  G&A expense, excluding non-cash equity-based compensation, increased 163% to $9.2 million in the second quarter of 2014 from $3.5 million in the second quarter of 2013 primarily due to higher payroll and payroll-related costs, including mid-year performance bonuses, as we continue to add employees in order to accommodate our growing drilling program.  Non-cash equity-based compensation allocated to G&A expense increased to $4.2 million in the second quarter of 2014 from $57,000 in the second quarter of 2013 primarily due to stock awards granted to employees as part of our incentive program.

Derivative fair value loss (gain).  During the second quarter of 2014, we recorded a $32.4 million derivative fair value loss as compared to a $12.6 million derivative fair value gain in the second quarter of 2013.  Since we do not use hedge accounting, changes in fair value of our derivatives are recognized as gains and losses in the current period.  Included in these amounts were total cash settlements paid on derivatives adjusted for recovered premiums of $8.5 million during the second quarter of 2014 as compared to $0.5 million during the second quarter of 2013.

Interest expense.  Interest expense increased 12% to $13.5 million in the second quarter of 2014 from $12.1 million in the second quarter of 2013 due to higher long-term debt balances and higher borrowing costs in the second quarter of 2014 when compared to the second quarter of 2013.  Our weighted-average total debt increased to $970.1 million for the second quarter of 2014 as compared to $517.0 million for the second quarter of 2013, primarily due to (i) funding requirements to develop our oil and natural gas properties that are not covered by our operating cash flows and (ii) funding of the Acquisitions.

Our weighted-average interest rate, net of capitalized interest, decreased to 6.2% for the second quarter of 2014 as compared to 9.3% for the second quarter of 2013, primarily due to the write off of unamortized debt issuance costs in the second quarter of 2013, partially offset by the issuance of our 7 3/8% senior notes in April 2013, a portion of the net proceeds from which were used to reduce outstanding borrowings under our credit agreement that were subject to lower interest rates than our senior notes.

The following table provides the components of our interest expense for the periods indicated:

	Three months ended June 30,		Increase /
	2014	2013	(Decrease)
	(in thousands)
Credit agreement	$714	$687	$27
7 3/8% senior notes	9,244	7,708	1,536
6% senior notes	6,515	—	6,515
Former second lien term loan	—	427	(427)
Write off of debt issuance costs	—	2,838	(2,838)
Amortization of debt issuance costs	789	491	298
Less: interest capitalized	(3,734)	(69)	(3,665)
Total	$13,528	$12,082	$1,446

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Six months ended June 30,		Increase / (Decrease)
	2014	2013	$	%
Revenues (in thousands):
Oil	$201,219	$100,268	$100,951	101%
Natural gas	16,112	7,730	8,382	108%
NGLs	24,848	11,913	12,935	109%
Total revenues	$242,179	$119,911	$122,268	102%

Average realized prices:
Oil ($/Bbl) (before impact of cash settled derivatives)	$93.71	$88.19	$5.52	6%
Oil ($/Bbl) (after impact of cash settled derivatives)	$87.50	$87.51	$(0.01)	0%
Natural gas ($/Mcf)	$4.26	$3.51	$0.75	21%
NGLs ($/Bbl)	$33.38	$29.08	$4.30	15%
Combined ($/BOE) (before impact of cash settled derivatives)	$68.76	$62.65	$6.11	10%
Combined ($/BOE) (after impact of cash settled derivatives)	$64.98	$62.25	$2.73	4%

Total production volumes:
Oil (MBbls)	2,147	1,137	1,010	89%
Natural gas (MMcf)	3,781	2,204	1,577	72%
NGLs (MBbls)	744	410	334	81%
Combined (MBOE)	3,522	1,914	1,608	84%

Average daily production volumes:
Oil (Bbls/D)	11,863	6,281	5,582	89%
Natural gas (Mcf/D)	20,891	12,176	8,715	72%
NGLs (Bbls/D)	4,113	2,263	1,850	82%
Combined (BOE/D)	19,458	10,574	8,884	84%

The following table shows the relationship between our average oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated.  Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Six months ended June 30,
	2014	2013
Average realized oil price ($/Bbl)	$93.71	$88.19
Average NYMEX WTI ($/Bbl)	$100.81	$94.28
Differential to NYMEX WTI	$(7.10)	$(6.09)
Average realized oil price to NYMEX WTI percentage	93%	94%

Average realized natural gas price ($/Mcf)	$4.26	$3.51
Average NYMEX Henry Hub ($/Mcf)	$4.79	$3.72
Differential to NYMEX Henry Hub	$(0.53)	$(0.21)
Average realized natural gas price to NYMEX Henry Hub percentage	89%	94%

Our average oil differential to NYMEX WTI widened to $7.10 per Bbl for the first six months of 2014 as compared to $6.09 per Bbl for the first six months of 2013, primarily due to intermittent capacity constraints between the Midland Basin, Cushing, Oklahoma, and Gulf Coast refineries.  Our average natural gas differential to NYMEX Henry Hub widened to $0.53 per Mcf for the first six months of 2014 as compared to $0.21 per Mcf for the first six months of 2013, primarily due to a temporary increase in transportation fees to move our natural gas production out of the Midland Basin.

Oil revenues increased 101% to $201.2 million in the first six months of 2014 from $100.3 million in the first six months of 2013 as a result of an increase in our oil production volumes of 1,010 MBbls and a $5.52 per Bbl increase in our average realized oil price.  Our higher oil production increased oil revenues by $89.1 million and was primarily the result of our development program and additional production from the Acquisitions.  Our higher average realized oil price increased oil revenues by $11.9 million and was primarily due to a higher average NYMEX price, which increased to $100.81 per Bbl in the first six months of 2014 from $94.28 per Bbl in the first six months of 2013, partially offset by the widening of our oil differentials as previously discussed.

Natural gas revenues increased 108% to $16.1 million in the first six months of 2014 from $7.7 million in the first six months of 2013 as a result of an increase in our natural gas production volumes of 1,577 MMcf and a $0.75 per Mcf increase in our average realized natural gas price. Our higher natural gas production increased natural gas revenues by $5.5 million and was primarily the result of our development program and additional production from the Acquisitions, partially offset by flaring a portion of our natural gas production due to temporary delays and constraints related to third-party gathering systems.  Our higher average realized natural gas price increased natural gas revenues by $2.8 million and was primarily due to a higher average NYMEX price, which increased to $4.79 per Mcf in the first six months of 2014 from $3.72 per Mcf in the first six months of 2013, partially offset by the widening of our natural gas differentials as previously discussed.

NGL revenues increased 109% to $24.8 million in the first six months of 2014 from $11.9 million in the first six months of 2013 as a result of an increase in our NGL production volumes of 334 MBbls and a $4.30 per Bbl increase in our average realized NGL price.  Our higher NGL production increased NGL revenues by $9.7 million and was primarily the result of our development program and additional production from the Acquisitions, partially offset by flaring as described above.  Our higher average realized NGL price increased NGL revenues by $3.2 million.

Expenses.  The following table summarizes our expenses for the periods indicated:

	Six months ended June 30,		Increase / (Decrease)
	2014	2013	$	%
Expenses (in thousands):
Production:
Lease operating (a)	$25,449	$15,012	$10,437	70%
Production, severance, and ad valorem taxes	15,413	8,051	7,362	91%
Total production expenses	40,862	23,063	17,799	77%
Other:
Depletion, depreciation, and amortization	66,546	38,411	28,135	73%
General and administrative (b)	20,858	6,840	14,018	205%
Acquisition costs	1,825	151	1,674	1109%
Derivative fair value loss (gain)	43,577	(5,706)	49,283	-864%
Accretion of discount on asset retirement obligations	417	311	106	34%
Total operating	174,085	63,070	111,015	176%
Interest	22,706	16,556	6,150	37%
Income tax provision	749	418	331	79%
Total expenses	$197,540	$80,044	$117,496	147%

Expenses (per BOE):
Production:
Lease operating (a)	$7.23	$7.84	$(0.61)	-8%
Production, severance, and ad valorem taxes	4.38	4.21	0.17	4%
Total production expenses	11.61	12.05	(0.44)	-4%
Other:
Depletion, depreciation, and amortization	18.90	20.07	(1.17)	-6%
General and administrative (b)	5.92	3.57	2.35	66%
Acquisition costs	0.52	0.08	0.44	550%
Derivative fair value loss (gain)	12.37	(2.98)	15.35	-515%
Accretion of discount on asset retirement obligations	0.12	0.16	(0.04)	-25%
Total operating	49.44	32.95	16.49	50%
Interest	6.45	8.65	(2.20)	-25%
Income tax provision	0.21	0.22	(0.01)	-5%
Total expenses	$56.10	$41.82	$14.28	34%

(a)         For the first six months of 2014, includes non-cash LOE for oil inventory assumed in acquisitions of $1.6 million ($0.47 per BOE) and non-cash equity-based compensation of $0.7 million ($0.19 per BOE).  For the first six months of 2013, includes non-cash equity-based compensation of $15,000 ($0.01 per BOE).

(b)         For the first six months of 2014, includes non-cash equity-based compensation of $7.6 million ($2.15 per BOE).  For the first six months of 2013, includes corporate reorganization costs of $0.5 million ($0.27 per BOE), advisory fees of $0.5 million ($0.26 per BOE), and non-cash equity-based compensation of $98,000 ($0.05 per BOE).

Production expenses.  LOE increased 70% to $25.4 million in the first six months of 2014 from $15.0 million in the first six months of 2013 as a result of an increase in production volumes as previously discussed, which contributed $12.6 million of additional LOE, partially offset by a $0.61 decrease in the average per BOE rate, which would have reduced LOE by $2.1 million if production had been unchanged.  The decrease in our average LOE per BOE rate was attributable to our close control of well servicing costs and leverage of our centralized service facilities and water handling systems.

Production, severance, and ad valorem taxes increased 91% to $15.4 million in the first six months of 2014 from $8.1 million in the first six months of 2013 primarily due to higher wellhead revenues as previously discussed.  As a percentage of wellhead revenues, production, severance, and ad valorem taxes remained relatively consistent at 6.4% in the first six months of 2014 as compared to 6.7% in the first six months of 2013.  Ad valorem taxes are paid based on prior year commodity prices and valuations of oil and natural gas properties, whereas production taxes are based on current year commodity prices and production volumes.

DD&A.  DD&A expense increased 73% to $66.5 million in the first six months of 2014 from $38.4 million in the first six months of 2013 primarily due to an increase in production volumes as previously discussed and an increase in our asset base subject to amortization as a result of our drilling activity and additional properties added in the Acquisitions.

G&A.  G&A expense, excluding non-cash equity-based compensation, increased 97% to $13.3 million in the first six months of 2014 from $6.7 million in the first six months of 2013 primarily due to higher payroll and payroll-related costs, including mid-year performance bonuses, as we continue to add employees in order to accommodate our growing drilling program.  Non-cash equity-based compensation allocated to G&A expense increased to $7.6 million in the first six months of 2014 from $98,000 in the first six months of 2013 primarily due to stock awards granted to employees as part of our incentive program.

Derivative fair value loss (gain).  During the first six months of 2014, we recorded an $43.6 million derivative fair value loss as compared to a $5.7 million derivative fair value gain in the first six months of 2013.  Since we do not use hedge accounting, changes in fair value of our derivatives are recognized as gains and losses in the current period.  Included in these amounts were total cash settlements paid on derivatives adjusted for recovered premiums of $13.3 million during the first six months of 2014 as compared to $0.8 million during the first six months of 2013.

Interest expense.  Interest expense increased 37% to $22.7 million in the first six months of 2014 from $16.6 million in the first six months of 2013 due to higher long-term debt balances and higher borrowing costs in the first six months of 2014 when compared to the first six months of 2013.  Our weighted-average total debt increased to $745.4 million for the first six months of 2014 as compared to $457.4 million for the first six months of 2013, primarily due to (i) funding requirements to develop our oil and natural gas properties that are not covered by our operating cash flows and (ii) funding of the Acquisitions.

Our weighted-average interest rate, net of capitalized interest, decreased to 6.1% for the first six months of 2014 as compared to 7.2% for the first six months of 2013, primarily due to the write off of unamortized debt issuance costs in the second quarter of 2013, partially offset by the issuance of our 7 3/8% senior notes in April 2013, a portion of the net proceeds from which were used to substantially pay down outstanding borrowings under our credit agreement that were subject to lower interest rates than our senior notes.

The following table provides the components of our interest expense for the periods indicated:

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)
	(in thousands)
Credit agreement	$1,288	$2,610	$(1,322)
7 3/8% senior notes	18,494	7,708	10,786
6% senior notes	6,515	—	6,515
Former second lien term loan	—	2,777	(2,777)
Write off of debt issuance costs	—	2,838	(2,838)
Amortization of debt issuance costs	1,358	734	624
Less: interest capitalized	(4,949)	(111)	(4,838)
Total	$22,706	$16,556	$6,150

Capital Commitments, Capital Resources, and Liquidity

Capital commitments

Our primary uses of cash are:

•                  Development and exploration of oil and natural gas properties;

•                  Acquisitions of oil and natural gas properties;

•                  Funding of working capital; and

•                  Contractual obligations.

Development and exploration of oil and natural gas properties. The following table summarizes our costs incurred related to development and exploration activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Development (a)	$74,733	$41,215	$136,111	$90,453
Exploration (b)	98,015	57,479	174,427	80,032
Total	$172,748	$98,694	$310,538	$170,485

(a)         Includes asset retirement obligations incurred of $267,000 and $67,000 during the three months ended June 30, 2014 and 2013, respectively, and $449,000 and $226,000 during the six months ended June 30, 2014 and 2013, respectively.

(b)         Includes asset retirement obligations incurred of $270,000 and $100,000 during the three months ended June 30, 2014 and 2013, respectively, and $418,000 and $194,000 during the six months ended June 30, 2014 and 2013, respectively.

Our development capital primarily relates to the drilling of development and infill wells, workovers of existing wells, and the construction of field-related facilities.  Our exploration expenditures primarily relate to the drilling of exploratory wells, seismic costs, delay rentals, and geological and geophysical costs.

Our development and exploration activities in the first six months of 2014 were higher than in the first six months of 2013 primarily due to our higher rig count, including the addition of horizontal drilling rigs.

In 2014, we expect our drilling capital expenditures to be approximately $700 million, plus an additional $25 million for leasing, infrastructure, capital workovers, and capitalized interest.

Acquisitions of oil and natural gas properties. The following table summarizes our costs incurred related to oil and natural gas property acquisitions for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Acquisitions of evaluated properties (a)	$456,484	$168	$497,754	$2,770
Acquisitions of unevaluated properties	426,784	7,495	484,458	13,977
Total	$883,268	$7,663	$982,212	$16,747

(a)         Includes asset retirement obligations incurred of $1.9 million during the three months ended June 30, 2014 and $2.2 million and $265,000 during the six months ended June 30, 2014 and 2013, respectively.

In the second quarter of 2014, we completed the acquisitions of certain oil and natural gas properties and related assets in the Midland Basin for a combined purchase price of approximately $877.1 million, subject to post-closing adjustments.

Funding of working capital.  As of June 30, 2014 and December 31, 2013, our working capital (defined as total current assets less total current liabilities) was a surplus of $87.6 million and $44.4 million, respectively.  The increase in working capital was due to cash received from debt and equity offerings.  Since our principal source of operating cash flows comes from oil and natural gas reserves to be produced in future periods, which cannot be reported as working capital, we often have negative working capital.  For the remainder of 2014, we expect to have a working capital deficit as excess cash from equity and debt offerings are used to fund our extensive development activities.  We expect that our cash flows from operating activities and availability under our credit agreement will be sufficient to fund our working capital needs, drilling capital expenditures, and other obligations for at least the next 12 months.  We expect that our production volumes, commodity prices, and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.

Contractual obligations.  We have contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, commodity derivative contracts, operating leases, and development commitments.  Other than the issuance of our 6% senior notes in May 2014, neither the amounts nor the terms of any other commitments or contingent obligations have changed significantly from the year-end amounts reflected in our final prospectus filed with the SEC pursuant to Rule 424(b)(3) of the Securities Act on July 24, 2014.  Our commodity derivative contracts, which are recorded at fair value in our consolidated balance sheets, are discussed in Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.  Our long-term debt is discussed in Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and below under “—Liquidity”.

Please read “Capital Commitments, Capital Resources, and Liquidity—Capital commitments—Contractual obligations” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our final prospectus filed with the SEC pursuant to Rule 424(b)(3) of the Securities Act on July 24, 2014 for additional information regarding our commitments and obligations.

Off-balance sheet arrangements.  We have no investments in unconsolidated entities or persons that could materially affect our liquidity or the availability of capital resources.  We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition or results of operations.

Capital resources

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)
	(in thousands)
Net cash provided by operating activities	$156,325	$79,231	$77,094
Net cash used in investing activities	(1,231,619)	(178,332)	(1,053,287)
Net cash provided by financing activities	1,205,164	92,777	1,112,387
Net increase (decrease) in cash	$129,870	$(6,324)	$136,194

Cash flows from operating activities.  Cash provided by operating activities increased $77.1 million to $156.3 million in the first six months of 2014 from $79.2 million in the first six months of 2013, primarily due to an increase in our production margin due to a 84% increase in our total production volumes and a 10% increase in our per BOE average realized prices, partially offset by increased expenses as a result of having more producing wells in the first six months of 2014 as compared to the first six months of 2013.

Cash flows used in investing activities.  Cash used in investing activities increased $1.1 billion to $1.2 billion in the first six months of 2014 from $178.3 million in the first six months of 2013, primarily due to a $958.3 million increase in amounts paid to acquire oil and natural gas properties and a $94.5 million increase in amounts paid to develop oil and natural gas properties.  The increase in our development expenditures was primarily due to our higher rig count, including the addition of horizontal drilling rigs.

Cash flows from financing activities.  Our cash flows from financing activities consist primarily of proceeds from and payments on long-term debt and partner contributions.  We periodically draw on our credit agreement to fund acquisitions and other capital commitments.

During the first six months of 2014, we received net cash of $1.2 billion from financing activities, including $567.7 million of net contributions from Athlon and $639.1 million of net proceeds from the issuance of our 6% senior notes.  During the first six months of 2013, we received net cash of $92.8 million from financing activities, including $487.1 million of net proceeds from the issuance of our 7 3/8% senior notes, partially offset by $125 million used to repay in full and terminate our former second lien term loan, net repayments of $193.5 million under our credit agreement, and a $75 million distribution to our Class A limited partners.

Liquidity

Our primary sources of liquidity are internally generated cash flows and the borrowing capacity under our credit agreement.  Since we operate a majority of our wells, we have the ability to adjust our capital expenditures.  We may use other sources of capital, including the issuance of debt or equity securities, to fund acquisitions or maintain our financial flexibility.  We believe that our internally generated cash flows and expected future availability under our credit agreement will be sufficient to fund our operations and drilling capital expenditures for at least the next 12 months.  However, should commodity prices decline for an extended period of time or the capital/credit markets become constrained, the borrowing capacity under our credit agreement could be adversely affected.  In the event of a reduction in the borrowing base under our credit agreement, we may be required to prepay some or all of our indebtedness, which would adversely affect our capital expenditure program.  In addition, because wells funded in the next 12 months represent only a small percentage of our identified net drilling locations, we will be required to generate or raise additional capital to develop our entire inventory of identified drilling locations should we elect to do so.

In 2014, we expect our drilling capital expenditures to be approximately $700 million, plus an additional $25 million for leasing, infrastructure, capital workovers, and capitalized interest.  The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects, and market conditions.  We plan to finance our ongoing drilling capital expenditures using internally generated cash flows and availability under our credit agreement.

Internally generated cash flows.  Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil, natural gas, and NGL prices.  During the first six months of 2014, our average realized oil, natural gas, and NGL prices increased by 6%, 21%, and 15% respectively, as compared to the first six months of 2013.  Realized commodity prices fluctuate widely in response to changing market forces.  If commodity prices decline or we experience a significant widening of our differentials to NYMEX prices, then our results of operations, cash flows from operations, and borrowing base under our credit agreement may be adversely impacted.  Prolonged periods of lower commodity prices or sustained wider differentials to NYMEX prices could cause us to not be in compliance with financial covenants under our credit agreement and thereby affect our liquidity.  To offset reduced cash flows in a lower commodity price environment, we have established a portfolio of oil swaps that will provide stable cash flows on a portion of our oil production.  Currently, we have the following oil swaps:

Period	Average Daily Swap Volume	Weighted- Average Swap Price
	(Bbl)	(per Bbl)

Q3 2014	9,950	$92.52
Q4 2014	10,961	92.31

Q1 2015	12,800	92.12
Q2 2015	12,800	92.12
Q3 2015	11,800	93.69
Q4 2015	11,800	93.69

Q1 2016	2,500	92.35
Q2 2016	2,500	92.35

An increase in oil prices above the ceiling prices in our commodity derivative contracts limits cash inflows because we would be required to pay our counterparties for the difference between the market price for oil and the ceiling price of the commodity derivative contract resulting in a loss.  Please read “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our commodity derivative contracts.

Credit agreement.  We are a party to an amended and restated credit agreement dated March 19, 2013, which matures on March 19, 2018.  Our credit agreement provides for revolving credit loans to be made to us from time to time and letters of credit to be issued from time to time for the account of us or any of our restricted subsidiaries.  The aggregate amount of the commitments of the lenders under our credit agreement is $1.0 billion.  Availability under our credit agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations.  As of June 30, 2014, the borrowing base was $837.5 million and there were no outstanding borrowings and no outstanding letters of credit under our credit agreement.

Obligations under our credit agreement are secured by a first-priority security interest in substantially all of our proved reserves.  In addition, obligations under our credit agreement are guaranteed by Athlon.

Loans under our credit agreement are subject to varying rates of interest based on (i) outstanding borrowings in relation to the borrowing base and (ii) whether the loan is a Eurodollar loan or a base rate loan. Eurodollar loans under our credit agreement bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans under our credit agreement bear interest at the base rate plus the applicable margin indicated in the following table.  We also incur a quarterly commitment fee on the unused portion of our credit agreement indicated in the following table:

Ratio of Outstanding Borrowings to Borrowing Base	Unused Commitment Fee	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans
Less than or equal to .30 to 1	0.375%	1.50%	0.50%
Greater than .30 to 1 but less than or equal to .60 to 1	0.375%	1.75%	0.75%
Greater than .60 to 1 but less than or equal to .80 to 1	0.50%	2.00%	1.00%
Greater than .80 to 1 but less than or equal to .90 to 1	0.50%	2.25%	1.25%
Greater than .90 to 1	0.50%	2.50%	1.50%

The “Eurodollar rate” for any interest period (either one, two, three, or nine months, as selected by us) is the rate equal to the LIBOR for deposits in dollars for a similar interest period.  The “Base Rate” is calculated as the highest of: (i) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (ii) the federal funds effective rate plus 0.5%; or (iii) except during a “LIBOR Unavailability Period”, the Eurodollar rate (for dollar deposits for a one-month term) for such day plus 1.0%.

Any outstanding letters of credit reduce the availability under our credit agreement.  Borrowings under our credit agreement may be repaid from time to time without penalty.

Our credit agreement contains covenants including, among others, the following:

•                  a prohibition against incurring additional debt, subject to permitted exceptions;

•                  a restriction on creating liens on our assets and the assets of our operating subsidiaries, subject to permitted exceptions;

•                  restrictions on merging and selling assets outside the ordinary course of business;

•                  restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•                  a requirement that we maintain a ratio of consolidated total debt to EBITDAX (as defined in our credit agreement) of not more than 4.5 to 1.0; and

•                  a provision limiting commodity derivative contracts to a volume not exceeding 85% of projected production from proved reserves for a period not exceeding 66 months from the date the commodity derivative contract is entered into.

As of June 30, 2014, we were in compliance with all covenants in our credit agreement.

Our credit agreement contains customary events of default, including our failure to comply with our financial ratios described above, which would permit the lenders to accelerate the debt if not cured within applicable grace periods.  If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under our credit agreement to be immediately due and payable, which would materially and adversely affect our financial condition and liquidity.

Certain of the lenders under our credit agreement are also counterparties to our commodity derivative contracts.  Please read “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional discussion.

Senior notes.  In April 2013, we issued $500 million aggregate principal amount of 7 3/8% senior unsecured notes due 2021 (the “2021 Notes”).  Athlon is an unconditional guarantor of the 2021 Notes.  Under the indenture, starting on April 15, 2016, we will be able to redeem some or all of the 2021 Notes at a premium that will decrease over time, plus accrued and unpaid interest to the date of redemption.  Prior to April 15, 2016, we will be able, at our option, to redeem up to 35% of the aggregate principal amount of the 2021 Notes at a price of 107.375% of the principal thereof, plus accrued and unpaid interest to the date of redemption, with an amount equal to the net proceeds from certain equity offerings.  In addition, at our option, prior to April 15, 2016, we may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the 2021 Notes, plus an “applicable premium”, plus accrued and unpaid interest to the date of redemption.  Certain asset dispositions or a change of control will be triggering events that may require us to repurchase all or any part of a noteholder’s 2021 Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase. Interest on the senior notes is payable in cash semi-annually in arrears, commencing on October 15, 2013, through maturity.

On May 1, 2014, we completed a private placement of $650 million aggregate principal amount of 6% senior unsecured notes due 2022 (the “2022 Notes”).  Athlon is an unconditional guarantor of the 2022 Notes.  Under the indenture, starting on May 1, 2017, we will be able to redeem some or all of the 2022 Notes at a premium that will decrease over time, plus accrued and unpaid interest to the date of redemption.  Prior to May 1, 2017, we will be able, at its option, to redeem up to 35% of the aggregate principal amount of the 2022 Notes at a price of 106% of the principal thereof, plus accrued and unpaid interest to the date of redemption, with an amount equal to the net proceeds from certain equity offerings.  In addition, at our option, prior to May 1, 2017, we may redeem some or all of the 2022 Notes at a redemption price equal to 100% of the principal amount of the 2022 Notes, plus an “applicable premium”, plus accrued and unpaid interest to the date of redemption.  If a change of control occurs on or prior to July 15, 2015, we may redeem all, but not less than all, of the 2022 Notes at 110% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date.  Certain asset dispositions or a change of control that occurs after July 15, 2015 will be triggering events that may require us to repurchase all or any part of a noteholder’s 2022 Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.  Interest on the 2022 Notes is payable in cash semi-annually in arrears, commencing on November 1, 2014, through maturity.

The indentures governing our senior notes contain covenants, including, among other things, covenants that restrict our ability to:

•                  make distributions, investments, or other restricted payments if our fixed charge coverage ratio is less than 2.0 to 1.0;

•                  incur additional indebtedness if our fixed charge coverage ratio would be less than 2.0 to 1.0; and

•                  create liens, sell assets, consolidate or merge with any other person, or engage in transactions with affiliates.

These covenants are subject to a number of important qualifications, limitations, and exceptions.  In addition, the indenture contains other customary terms, including certain events of default upon the occurrence of which our senior notes may be declared immediately due and payable.

As of June 30, 2014, we were in compliance with all covenants in our senior notes.

Capitalization.  At June 30, 2014, we had total assets of $2.8 billion and total capitalization of $2.5 billion, of which 54% was represented by partner’s equity and 46% by long-term debt.  At December 31, 2013, we had total assets of $1.4 billion and total capitalization of $1.2 billion, of which 59% was represented by partners’ equity and 41% by long-term debt.  The percentages of our capitalization represented by partners’ equity and long-term debt could vary in the future if debt or equity is used to finance capital projects or acquisitions.

Changes in Prices

Our revenues, the value of our assets, and our ability to obtain bank loans or additional capital on attractive terms are affected by changes in commodity prices, which can fluctuate significantly.  The following table provides our average realized prices for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Average realized prices:
Oil ($/Bbl) (before impact of cash settled derivatives)	$93.91	$91.80	$93.71	$88.19
Oil ($/Bbl) (after impact of cash settled derivatives)	86.91	91.03	87.50	87.51
Natural gas ($/Mcf)	4.07	3.72	4.26	3.51
NGLs ($/Bbl)	32.43	27.27	33.38	29.08
Combined ($/BOE) (before impact of cash settled derivatives)	68.49	64.04	68.76	62.65
Combined ($/BOE) (after impact of cash settled derivatives)	64.23	63.59	64.98	62.25

Increases in commodity prices may be accompanied by or result in: (i) increased development costs, as the demand for drilling operations increases; (ii) increased severance taxes, as we are subject to higher severance taxes due to the increased value of hydrocarbons extracted from our wells; and (iii) increased LOE, such as electricity costs, as the demand for services related to the operation of our wells increases.  Decreases in commodity prices can have the opposite impact of those listed above and can result in an impairment charge to our oil and natural gas properties.

Critical Accounting Policies and Estimates

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our final prospectus filed with the SEC pursuant to Rule 424(b)(3) of the Securities Act on July 24, 2014 for information regarding our critical accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks.  The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates.  The disclosures are not meant to be precise indicators of exposure, but rather indicators of potential exposure.  This information provides indicators of how we view and manage our ongoing market risk exposures.  We do not enter into market risk sensitive instruments for speculative trading purposes.

Derivative policy

Due to the volatility of commodity prices, we enter into various derivative instruments to manage and reduce our exposure to price changes.  We primarily utilize WTI crude oil swaps that establish a fixed price for the production covered by the swaps.  We also have occasionally employed WTI crude oil options (including puts and collars) to further mitigate our commodity price risk.  All contracts are settled with cash and do not require the delivery of physical volumes to satisfy settlement.  While this strategy may result in lower net cash inflows in times of higher oil prices, management believes that the resulting reduced volatility of cash flow resulting from use of derivatives is beneficial.

Counterparties

At June 30, 2014, we did not have a net asset position with any of our counterparties.

We do not require collateral from our counterparties for entering into derivative instruments, so in order to mitigate the credit risk associated with such derivative instruments, we enter into an International Swap Dealers Association Master Agreement (“ISDA Agreement”) with each of our counterparties.  The ISDA Agreement is a standardized, bilateral contract between a given counterparty and us.  Instead of treating each derivative transaction between the counterparty and us separately, the ISDA Agreement enables the counterparty and us to aggregate all trades under such agreement and treat them as a single agreement.  This arrangement is intended to benefit us in two ways: (i) default by a counterparty under a single trade can trigger rights to terminate all trades with such counterparty that are subject to the ISDA Agreement; and (ii) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out.

The counterparties to our commodity derivative contracts are composed of nine institutions, all of which are rated A- or better by Standard & Poor’s and Baa2 or better by Moody’s and eight of which are lenders under our credit agreement.

Commodity price sensitivity

Commodity prices are often subject to significant volatility due to many factors that are beyond our control, including but not limited to: prevailing economic conditions, supply and demand of hydrocarbons in the marketplace, actions by speculators, and geopolitical events such as wars or natural disasters.  We manage oil price risk with swaps, which provide a fixed price for a notional amount of sales volumes.  The following table summarizes our open commodity derivative contracts as of June 30, 2014:

Period	Average Daily Swap Volume	Weighted- Average Swap Price	Net Liability Fair Market Value
	(Bbl)	(per Bbl)	(in thousands)

Q3 2014	9,950	$92.52
Q4 2014	10,961	92.31
Q3-Q4 2014	10,455	92.41	$(20,320)

Q1 2015	9,800	90.90
Q2 2015	9,800	90.90
Q3 2015	4,300	91.11
Q4 2015	4,300	91.11
2015	7,027	90.97	(16,224)
			$(36,544)

As of June 30, 2014, the fair market value of our oil derivative contracts was a net liability of $36.5 million.  Based on our open commodity derivative positions at June 30, 2014, a 10% increase in the NYMEX WTI price would increase our net commodity derivative liability by approximately $43.8 million, while a 10% decrease in the NYMEX WTI price would change our net commodity derivative liability to a net commodity derivative asset of approximately $7.3 million.

Interest rate sensitivity

At June 30, 2014, we had outstanding debt of $1.15 billion, $500 million of which bears interest at a fixed rate of 7 3/8% and $650 million of which bears interest at a fixed rate of 6%.  At June 30, 2014, the fair value of our senior notes was approximately $1.2 billion.

Item 4.  Controls and Procedures

In accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.  However, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of its internal control over financial reporting.  We will not be required to make our first assessment of internal control over financial reporting under Section 404 until the year following our first annual report required to be filed with the SEC.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to ongoing legal proceedings in the ordinary course of business, including workers’ compensation claims and employment-related disputes.  We do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” and elsewhere in our final prospectus filed with the SEC pursuant to Rule 424(b)(3) of the Securities Act on July 24, 2014, which could materially affect our business, financial condition, and/or future results.  The risks described in our final prospectus are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Athlon Holdings LP (incorporated by reference to Exhibit 3.1 of Holdings’ Registration Statement on Form S-4, filed with the SEC on April 25, 2014).
3.2

Amended and Restated Agreement of Limited Partnership of Athlon Holdings LP, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.11 to Athlon Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 14, 2013).

3.3	Certificate of Incorporation of Athlon Finance Corp. (incorporated by reference to Exhibit 3.3 of Holdings’ Registration Statement on Form S-4, filed with the SEC on April 25, 2014).
3.4	By-laws of Athlon Finance Corp. (incorporated by reference to Exhibit 3.4 of Holdings’ Registration Statement on Form S-4, filed with the SEC on April 25, 2014).
4.1

Indenture between Wells Fargo Bank, N.A., as trustee, Athlon Holdings LP and Athlon Finance Corp., as issuers, and Athlon Energy Inc., as guarantor, dated May 1, 2014 relating to the 6.000% Senior Notes due 2022 (including form of Note) (incorporated by reference to Exhibit 4.1 of Athlon Energy Inc.’s Current Report on Form 8-K, filed with the SEC on May 2, 2014).

10.1

Employment Agreement, dated as of August 7, 2013, by and between Athlon Holdings LP and Bud W. Holmes (incorporated by reference to Exhibit 10.7 of Athlon Energy Inc.’s Registration Statement on Form S-1 (File No. 333-196823), filed with the SEC on June 17, 2014).

10.2

Form of Restricted Stock Grant Notice—Executive (incorporated by reference to Exhibit 10.17 of Athlon Energy Inc.’s Registration Statement on Form S-1 (File No. 333-196823), filed with the SEC on June 17, 2014).

10.3

Purchase and Sale Agreement, dated as of April 8, 2014 by and among Hibernia Holdings, LLC and Hibernia Resources, LLC, as Sellers, and Athlon Energy Inc., as Purchaser (incorporated by reference to Exhibit 2.1 of Athlon Energy Inc.’s Current Report on Form 8-K, filed with the SEC on June 5, 2014).

10.4

Purchase and Sale Agreement, dated as of April 8, 2014 by and among Piedra Energy II, LLC, Piedra Operating, LLC, and the other sellers party thereto, as Sellers, and Athlon Energy Inc., as Purchaser (incorporated by reference to Exhibit 2.2 of Athlon Energy Inc.’s Current Report on Form 8-K, filed with the SEC on June 5, 2014).

31.1*	Athlon Holdings LP Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer).
31.2*	Athlon Holdings LP Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer).
31.3*	Athlon Finance Corp. Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer).
31.4*	Athlon Finance Corp. Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer).
32.1*	Athlon Holdings LP Section 1350 Certification (Principal Executive Officer).
32.2*	Athlon Holdings LP Section 1350 Certification (Principal Financial Officer).
32.3*	Athlon Finance Corp. Section 1350 Certification (Principal Executive Officer).
32.4*	Athlon Finance Corp. Section 1350 Certification (Principal Financial Officer).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHLON HOLDINGS LP
ATHLON FINANCE CORP.

/s/ William B. D. Butler
William B. D. Butler
Vice President—Chief Financial Officer and
Principal Financial Officer

/s/ John C. Souders
John C. Souders
Vice President—Controller and
Principal Accounting Officer

Date: August 21, 2014